Form 10QSB/A
period 2000-04-30
CENTRAL VISIONS INC
filed 2000-09-01
CIK 1108311

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 1 to
                                   Form 10-QSB

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




Certified Public Accountants
June 12, 2000








                       270 South County Road * Palm Beach,
                       FL 33480 Telephone (561) 822-9955 *
                               Fax (561) 832-7580
                              Website: dsd-cpa.cpm
                                       F-1

CENTRAL VISIONS, INC.
(A Development Stage Company)

BALANCE SHEET



April 30,                                                                                    2000
------------------------------------------------------------------------------- ------------------

ASSETS

Current Assets:
     Cash                                                                       $             570
------------------------------------------------------------------------------- ------------------

TOTAL CURRENT ASSETS                                                                          570
------------------------------------------------------------------------------- ------------------

                                                                                $             570
------------------------------------------------------------------------------- ------------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $               88
------------------------------------------------------------------------------- ------------------

TOTAL CURRENT LIABILITIES                                                                       88
------------------------------------------------------------------------------- ------------------

                                                                                                88
------------------------------------------------------------------------------- ------------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                             550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                      -
     Additional paid-in-capital                                                              3,050
     Deficit accumulted during the development stage                                        (3,118)
------------------------------------------------------------------------------- ------------------

TOTAL STOCKHOLDERS' EQUITY                                                                     482
------------------------------------------------------------------------------- ------------------

                                                                                $              570
------------------------------------------------------------------------------- ------------------






     The accompanying notes are an integral part of the financial statements

CENTRAL VISIONS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE




For the period February 15, 2000 (date of inception) to April 30,           2000
------------------------------------------------------ --------------- --------------------
Revenues                                                               $                 -
------------------------------------------------------ --------------- --------------------


Operating expenses:
    Professional fees                                   $      3,000
    Bank charges                                                  30
    Organizational costs                                          88
                                                                                     3,118
------------------------------------------------------ --------------- --------------------

Loss before income taxes                                                            (3,118)
Income  taxes                                                                            -
------------------------------------------------------ --------------- --------------------

Net loss                                                                            (3,118)
------------------------------------------------------ --------------- --------------------

Deficit accumulated during
    the development stage - April 30, 2000                              $           (3,118)
------------------------------------------------------ --------------- --------------------

Net loss per share                                                       $         (0.0006)
------------------------------------------------------ --------------- --------------------








     The accompanying notes are an integral part of the financial statements

CENTRAL VISIONS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period February 15, 2000 (date of inception) to April 30,                  2000
--------------------------------------------------------------------- -----------------
Operating Activities:
           Net loss                                                     $       (3,118)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
               Increase in:
                   Accrued expenses                                                 88
                   Issuance of common stock for services                         2,500
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
--------------------------------------------------------------------- -----------------








     The accompanying notes are an integral part of the financial statements

CENTRAL VISIONS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period February 15, 2000 (date of inception) to April 30,                     2000
------------------------------------------------------------------------------- ---------------------------------------------
                                                                                        Additional
                                           Number of          Preferred       Common    Paid - In      Accumulated
                                            Shares              Stock          Stock     Capital         Deficit       Total
                                          ---------------- --------------- ----------- ------------- --------------- --------------

Issuance of Common Stock:
                        February 15, 2000       5,500,000   $       -      $      550  $      3,050   $         -    $     3,600

Net Loss                                                -           -               -             -        (3,118)        (3,118)

----------------------------------------- ---------------- --------------- ----------- ------------- --------------- --------------

                                                5,500,000   $       -      $      550  $      3,050   $    (3,118)   $       482
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