Form 10QSB
period 2000-10-31
CENTRAL VISIONS INC
filed 2000-12-14
CIK 1108311

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2000
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

         As of October 31, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


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

Notes to Financial Statements                                           F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Central Visions, Inc.
Atlanta, GA


We have reviewed the accompanying balance sheet of Central Visions, Inc. (a Florida corporation and a development stage company) as of October 31, 2000, and the related statements of Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period February 15, 2000 (date of inception) to October 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Central Visions, Inc.

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



/s/ Dorra Shaw & Dugan
----------------------------------
Certified Public Accountants
December 11, 2000








                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.cpm
                                       F-1

CENTRAL VISIONS, INC.
(A Development Stage Company)

BALANCE SHEET



October 31,                                                                               2000
------------------------------------------------------------------------------  ---------------
ASSETS
Current Assets:
     Cash                                                                       $           80
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                        80
------------------------------------------------------------------------------  ---------------

                                                                                $           80
---- -------------------------------------------------------------------------  ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           88
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                   88
------------------------------------------------------------------------------  ---------------

                                                                                            88
---- -------------------------------------------------------------------------  ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                         550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                  -
     Additional paid-in-capital                                                          3,150
     Deficit accumulted during the development stage                                    (3,708)
---- -------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY(CAPITAL DEFICIENCY)                                              (8)
------------------------------------------------------------------------------  ---------------

                                                                                $           80
---- -------------------------------------------------------------------------  ---------------






     The accompanying notes are an integral part of the financial statements

CENTRAL VISIONS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENT STAGE




For the period February 15, 2000 (date of inception) to October 31,                  2000
------------------------------------------------------------------------------  ----------------
Revenues                                                                        $             -
----------------------------------------------------------------- ------------  ----------------


Operating expenses:
    Professional fees                                             $    3,500
    Bank charges                                                         120
    Organizational costs                                                  88
--- ------------------------------------------------------------- ------------ ----------------
                                                                                          3,708
--- ------------------------------------------------------------- ------------- ----------------

Loss before income taxes                                                                 (3,708)
Income  taxes                                                                                 -
----------------------------------------------------------------- ------------- ----------------

Net loss                                                                                 (3,708)
----------------------------------------------------------------- ------------- ----------------

Deficit accumulated during
    the development stage - October 31, 2000                                    $        (3,708)
--- ------------------------------------------------------------- ------------- ----------------

Net loss per share                                                              $       (0.0006)
----------------------------------------------------------------- ------------- ----------------








     The accompanying notes are an integral part of the financial statements

CENTRAL VISIONS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period February 15, 2000 (date of inception) to October 31,                 2000
------------------------------------------------------------------------------- ---------------
Operating Activities:
        Net loss                                                                $       (3,708)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Increase in:
                 Accrued expenses                                                           88
                 Issuance of common stock for services                                   2,500
---- --- --- --- -------------------------------------------------------------- ---------------

Net cash used by operating activities                                                   (1,120)
------------------------------------------------------------------------------- ---------------

Financing activities:
     Issuance of Common Stock                                                            1,200
---- -------------------------------------------------------------------------- ---------------

Net cash provided by financing activities                                                1,200
------------------------------------------------------------------------------- ---------------

Net increase in cash                                                                        80
------------------------------------------------------------------------------- ---------------

 Cash - October 31, 2000                                                        $           80
------------------------------------------------------------------------------- ---------------








     The accompanying notes are an integral part of the financial statements

CENTRAL VISIONS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period February 15, 2000 (date of inception) to October 31,                     2000
---------------------------------------------------------------------------------- ---------------
                                                                      Additional
                                     Number of   Preferred   Common   Paid - In  Accumulated
                                       Shares      Stock      Stock    Capital     Deficit      Total
                                    ---------- ----------- --------- ----------- ------------ -----------
Issuance of Common Stock:
                  February 15, 2000  5,500,000 $      -    $    550   $    3,050 $         -  $     3,600
                 September 21, 2000                                          100                      100

----------------------------------- ---------- ----------- --------- ----------- ------------ ------------
Net Loss                                              -           -            -      (3,708)      (3,708)
----------------------------------- ---------- ----------- --------- ----------- ------------ ------------

                                     5,500,000 $      -    $    550  $     3,150 $    (3,708)  $       (8)
--- ------------------------------- ---------- ----------- --------- ----------- ------------- -----------









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

Interim Financial Statements

The October 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On February 15, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of October 31, 2000.

CENTRAL VISIONS, INC.
NOTES TO FINANCIAL STATEMENTS


Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,708 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of October 31, 2000 is $700, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $700, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,708 from February 15, 2000 (date of inception) through October 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending October 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Index to Exhibits
-----------    -------------------------------------------------------------

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

                                  Central Visions, Inc.
                                      (Registrant)

Date: December 14, 2000          BY: /s/ Mark A.  Mintmire
                                 ------------------------------------
                                   Mark A. Mintmire,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                     Signature                        Title

December 14, 2000     BY: /s/ Mark A.  Mintmire
                      ---------------------------
                            Mark A. Mintmire          President, Secretary,
                                                      Treasurer, Director